Form 10-Q
period 2013-03-31
APEX 7, Inc.
filed 2013-04-15
CIK 1566039

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2013
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-54874

APEX 7 INC.

(Exact name of registrant as specified in its charter)

Delaware	46-1669851
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

c/o Richard Chiang
460 Brannan Street Suite 78064
San Francisco	94107
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 713-6957

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

1

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of April 15, 2013, the issuer had 10,000,000 shares of its common stock issued and outstanding.

2

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

APEX 7 INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

AS OF MARCH 31, 2013
AND FOR THE PERIOD FROM DECEMBER 12, 2012
(DATE OF INCEPTION) TO MARCH 31, 2013

Contents

PAGE
Financial Statements

Balance Sheet as of March 31, 2013 and December 31, 2012	6

Statement of Operations For the three months ended March 31, 2013 For the cumulative period from inception (December 12, 2012) to March 31, 2013	7

Statement of Cash Flows For the three months ended March 31, 2013 For the cumulative period from inception (December 12, 2012) to March 31, 2013	8

Notes to Financial Statements	9

APEX 7 Inc.
(A Development Stage Company)
Balance Sheet

	March 31,	December 31,
	2013	2012
ASSETS

Current Assets

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Due to related party	$500	$-
Accounts Payable	500	-
Total Current Liabilities	1,000	-

TOTAL LIABILITIES	1,000	-

Shareholders' Equity
Preferred stock, ($.0001 par value, 5,000,000 shares authorized; none issued and outstanding.)	-	-
Common stock ($.0001 par value, 100,000,000 shares authorized; 10,000,000 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively)	1,000	1,000
Deficit during Development Stage	(2,000)	(1,000)

Total Stockholders’ Equity (Deficit)	(1,000)	-
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$-	$-

See Notes to Financial Statements

APEX 7 Inc.
(A Development Stage Company)
Statements of Operations

	Three Months Ended March 31, 2013	Dec 12, 2012 (inception) through March 31, 2013

Revenues

Revenues	$-	-

Total Revenues	-	-

General & Administrative Expenses

Organization and related expenses	1,000	2,000

Total General & Administrative Expenses	1,000	2,000

Net Loss	$(1,000)	(2,000)
Basic loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	10,000,000	10,000,000

See Notes to Financial Statements

APEX 7 Inc.
(A Development Stage Company)
Statement of Cash flows

	Three Months Ended March 31, 2013	Dec 12, 2012 (inception) through March 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(1,000)	$(2,000)
Changes in accounts payable	500	500
Changes in working capital		1,000

Net cash provided by (used in) operating activities	(500)	(500)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Due to a related party	500	500
Net cash provided by (used in) financing activities	500	500

Net increase (decrease) in cash	-	-

Cash at beginning of year	-	-

Cash at end of year	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued to founder for services rendered	-	1,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	-	-

Income taxes paid	-	-

See Notes to Financial Statements

APEX 7 Inc.
(A Development Stage Company)
Notes to Financial Statements
For the Period from Dec 12, 2012 (inception) to March 31, 2013

NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

APEX 7 Inc. (the “Company”) was incorporated under the laws of the State of Delaware on Dec 12, 2012 and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

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

Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards ASC 740 Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred Income tax expenses or benefits due to the Company not having any material operations for period ended March 31, 2013.

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

NOTE 4. RELATED PARTY TRANSACTIONS

An officer and director of the Company has performed services for the Company during the period the value of which was $1000, in exchange for 10,000,000 shares of common stock. During the period an officer and director of the Company paid $500 for general and administrative expenses.

NOTE 5.   SHAREHOLDER’S EQUITY

Upon formation, the Board of Directors issued 10,000,000 shares of common stock for $1,000 in services to the founding shareholder of the Company.

The stockholders’ equity section of the Company contains the following classes of capital stock as of March 31, 2013.

•	Common stock, $ 0.0001 par value: 100,000,000 shares authorized; 10,000,000 shares issued and outstanding

•	Preferred stock, $ 0.0001 par value: 5,000,000 shares authorized; but not issued and outstanding.

NOTE 6. COMMITMENT AND CONTINGENCY

There is no commitment or contingency to disclose during the period ended March 31, 2013.

10

NOTE 7.  SUBSEQUENT EVENTS

Management has evaluated subsequent events up to and including April 15, 2013, which is the date the statements were available for issuance and determined there are no reportable subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange (the "business combination"). In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target business.

The Company has not restricted its search for any specific kind of businesses, and it may acquire a business which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity.

It is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination. The issuance of additional securities and their potential sale into any trading market which may develop in the Company's securities may depress the market value of the Company's securities in the future if such a market develops, of which there is no assurance.

The Company will participate in a business combination only after the negotiation and execution of appropriate agreements. Negotiations with a target company will likely focus on the percentage of the Company which the target company shareholders would acquire in exchange for their shareholdings. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and will include miscellaneous other terms. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholders at such time.

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140" (SFAS 166). SFAS 166 removes the concept of a qualifying special-purpose entity from SFAS 140, "Accounting for Transfers and Servicing of Financial Assets an Extinguishments of Liabilities," establishes a new "participating interest" definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarifies and amends the derecognition criteria for a transfer to be accounted for as a sale, and changes the amount that can be recognized as a gain or loss on a transfer accounted for as a sale when beneficial interests are received by the transferor. Enhanced disclosures are also required to provide information about transfers of financial assets and a transferor's continuing involvement with transferred financial assets. SFAS No. 166 is effective for interim and annual reporting periods ending after November 15, 2009. The Company does not believe that the implementation of this standard will have a material impact on its condensed financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

Richard Chiang, our Chief Executive Officer and Director, is the beneficial owner of 10,000,000 shares of our common stock. Accordingly, this concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for the common stock.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of September 30, 2012 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three-month period ended March 31, 2013.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are not presently any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mining Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation		10		3.1	01/08/13
3.2	By-Laws		10		3.2	01/08/13
4.1	Specimen Stock Certificate		10		4.1	01/08/13
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS*	XBRL Instance Document	X
101.SCH*	XBRL Taxonomy Extension Schema Document	X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Definition	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APEX 7, INC.

Dated: April 15, 2013

By: /s/ Richard Chiang Richard Chiang, Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

