Form 10-Q
period 2013-06-30
ScanSys, Inc.
filed 2013-08-01
CIK 1566039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[ X ]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

[ ]	Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______

000-54874

(Commission file number)

SCANSYS INC.

(Exact name of registrant as specified in its charter)

Delaware	46-1669851
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

207 Crystal Grove Blvd. Suite 102 Lutz, Fl.	33548
(Address of principal executive offices)	(Zip Code)

(813) 365-3112
(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
1

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

On June 30, 2013, 10,000,000 shares of the registrant's common stock were outstanding.

2

3

ScanSys, Inc.
(formerly Apex 7, Inc)
(A Development Stage Company)
FINANCIAL STATEMENTS
June 30, 2013

4

ScanSys, Inc.
(formerly Apex 7, Inc)
(A Development Stage Company)
FINANCIAL STATEMENTS
June 30, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of ScanSys, Inc

We have reviewed the accompanying balance sheet of ScanSys, Inc. as of June 30, 2013, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for the six-month period ended June 30, 2013. These financial statements are the responsibility of the company’s management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.

Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/ Kenne Ruan, CPA, P.C.

Woodbridge, Connecticut

July 25, 2013

ScanSys, Inc. (formerly Apex 7, Inc) (A Development Stage Company) Balance Sheets
	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current Assets:
Cash	$1,655	$—
Accounts receivable	2,000	—
Total Current Assets	3,655	—
Property and equipment, net	23,112	—
Total Assets	$26,767	$—

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$—
Total Current Liabilities	—	—
Total Liabilities	—	—

Stockholders' Equity (Deficit):
Preferred stock, $.0001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.0001 par value, 100,000,000 shares authorized, 10,000,000 shares issued and outstanding	1,000	1,000
Additional paid in capital	26,430	—
Deficit accumulated during the development stage	(663)	(1,000)
Total Stockholders' Equity	26,767	—
Total Liabilities and Stockholders' Equity	$26,767	$—

The accompanying notes are an integral part of these unaudited financial statements.

ScanSys, Inc. (formerly Apex 7, Inc) (A Development Stage Company) Statement of Operations (unaudited)

	For the Six Months Ended June 30, 2013	From December 12, 2012 (inception) through June 30, 2013

Revenue	$2,000	$2,000

Operating Expenses:
General and administrative	1,345	2,345
Depreciation expense	1,318	1,318
Total operating expenses	2,663	3,663
Loss from operations	(663)	(1,663)
Other income and (expense):
Gain on forgiveness of debt	1,000	1,000
Total other income	1,000	1,000
Net income (loss)	$337	$(663)

Income (loss) per share, basic	$(0.00)	$(0.00)
Weighted average shares outstanding, basic	10,000,000	10,000,000

The accompanying notes are an integral part of these unaudited financial statements.

ScanSys, Inc. (formerly Apex 7, Inc) (A Development Stage Company) Statement of Cash Flows (unaudited)

	For the Six Months Ended June 30, 2013	From December 12, 2012 (inception) through June 30, 2013
Cash flows from operating activities:
Net income (loss)	$337	$(663)
Adjustments to reconcile net loss to total cash used in operations:
Depreciation expense	1,318	1,318
Changes in assets and liabilities:
Increase in accounts receivable	(2,000)	(2,000)
Increase in accounts payable	—	1,000
Net cash used in operating activities	(345)	(345)

Cash flows from investing activities	—	—

Cash flows from financing activities:
Capital contributed by an officer	2,000	2,000
Net cash provided by financing activities	2,000	2,000
Net increase in cash	1,655	1,665
Cash at beginning of period	—	—
Cash at end of period	$1,655	$1,655

Cash paid for:
Interest	$—	$—
Taxes	$—	$—

Supplemental disclosure of non cash activities:
Common stock issued to founder for services rendered	$—	$1,000
Fixed assets contributed by an officer	$24,430	$—
Forgiveness of debt	$1,000	$1,000

The accompanying notes are an integral part of these unaudited financial statements.
9

ScanSys, Inc.
(formerly Apex 7, Inc)
(A Development Stage Company)
Notes to the Financial Statements
As of June 30, 2013
(unaudited)

NOTE 1 – BUSINESS OPERATIONS

ScanSys, Inc. (the “Company”) was incorporated as APEX 7, Inc. which was incorporated under the laws of the State of Delaware on Dec 12, 2012.

ScanSys, Inc. developed the first industrial grade palm vein scanning system accompanied by proprietary software code designed specifically for the Florida Juvenile Welfare Boards, which are currently being implemented by one such agency. ScanSys, Inc. is anticipating expanding this technology to many vertical markets, including schools, retail, hospitality services, hospitals and the travel industry.

On April 17, 2013, Richard Chiang, the sole shareholder of APEX 7, Inc. entered into a Stock Purchase Agreement with ScanSys Inc. Pursuant to the Agreement, on April 25, 2013, Richard Chiang transferred to ScanSys, Inc. 10,000,000 shares of our common stock, which represents 100% of our issued and outstanding shares.  The signing of the Stock Purchase Agreement and the transaction contemplated thereby resulted in a change of control of the Company.On the Closing Date, Richard Chiang submitted his resignation from our Board of Directors and appointed David M. Ellis and Jason Kristowski to our Board of Directors

On May 7, 2013, the Company filed a Certificate of Amendment to the Articles of Incorporation with the Secretary of State of the State of Delaware to change the name of the Company to ScanSys, Inc.

The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.” A development stage activity is one in which all efforts are devoted substantially to establishing a new business; and even if planned principal operations have commenced, revenues are insignificant.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents as of June 30, 2013.

Stock Based Compensation

We account for equity instruments issued in exchange for the receipt of goods or services from non-employees. Costs are measured at the fair market value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of the date on which there first exists a firm commitment for performance by the provider of goods or services or on the date performance is complete. The Company recognizes the fair value of the equity instruments issued that result in an asset or expense being recorded by the company, in the same period(s) and in the same manner, as if the Company has paid cash for the goods or services.

Use of Estimates

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Fair value of financial instruments

For certain of the Company’s non-derivative financial instruments, including cash and cash equivalents, receivables, accounts payable, and other accrued liabilities, when applicable, the carrying amount approximates fair value due to the short-term maturities of these instruments. The estimated fair value of long-term debt is based primarily on borrowing rates currently available to the Company for similar debt issues. The fair value approximates the carrying value of long-term debt.

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

•	Level 1. Observable inputs such as quoted prices in active markets;
•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly;
11

•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following presents the gross value of assets and liabilities that were measured and recognized at fair value, as of June 30, 2013.

•	Level 1: none
•	Level 1: none
•	Level 1: none

Income Taxes

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence; it is more likely than not such benefits will be realized. The Company’s deferred tax assets were fully reserved at June 30, 2013.

The Company accounts for its income taxes using the Income Tax topic of the FASB ASC 740, which requires the recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Concentration of credit risk

Financial instruments which potentially subject the Company to concentration of credit risk consist of cash deposits.  The Company maintains cash with various major financial institutions.  The Company performs periodic evaluations of the relative credit standing of these institutions.  To reduce risk, the Company performs credit evaluations of its customers and maintains reserves for potential credit losses.

Property and Equipment

Property and equipment are stated at cost.  Depreciation is provided utilizing the straight-line method over the related asset’s estimated useful life.   As of June 30, 2013 no property or equipment has been pledged as collateral or is restricted in any way.

Maintenance and repairs are charged to expense as incurred; renewals and improvements that extend the useful life of the assets are capitalized.  Upon retirement or disposal, the asset cost and the related accumulated depreciation and amortization are eliminated from the respective accounts and a resulting gain or loss, if any, is included in the results of operations.

Revenue Recognition

Sales of products and services, and related costs of products sold are recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price is fixed or determinable, and (iv) collection is reasonably assured. These terms are typically met upon the prepayment or invoicing for services upon performance.

Currently revenue is received from a subscription agreement with one customer.  The customer pays the Company a monthly access fee based on the number of kiosks they use to access the Scansys.us website.  The ScanSys Website contains all of the customers vendors and client data.  This website also has a control function to drive the biometric hardware.

Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. At June 30, 2013, the Company had no outstanding options or warrants.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, ''Technical Corrections and Improvements" in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, "Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)" in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, "Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment" in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles -Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles-Goodwill and Other-General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity's financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued, that might have a material impact on its financial position or results of operations.

NOTE 4 – PROPERTY AND EQUIPMENT

Fixed assets consisted of the following:

	June 30, 2013	December 31, 2012
Computer Equipment	$24,430	$—
Less: Accumulated Depreciation	1,318	—
	$23,112	$—

Depreciation expense for the period ended June 30, 2013 and December 31, 2012 was $1,318 and $0, respectively.

NOTE 5 - STOCKHOLDERS’ EQUITY

Upon formation of the Company, the Board of Directors issued 10,000,000 shares of common stock for $1,000 in services to the founding shareholder of the Company.

On April 17, 2013, Richard Chiang, the sole shareholder of APEX 7, Inc. entered into a Stock Purchase Agreement with ScanSys Inc. Pursuant to the Agreement, on April 25, 2013, Richard Chiang transferred to ScanSys, Inc. 10,000,000 shares of our common stock, which represents 100% of the issued and outstanding shares.  The signing of the Stock Purchase Agreement and the transaction contemplated thereby resulted in a change of control of the Company.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the period ended June 30, 2013, the Company’s CEO contributed $2,000 in cash and $24,430 in fixed assets to the Company. The fixed assets consist mostly of computer equipment.

NOTE 7 – GOING CONCERN

The financial statements are presented on the basis that the Company is a going concern.  A going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time.  The Company has generated little revenue since inception and has an accumulated deficit of $663, which together raises substantial doubt about its ability to continue as a going concern.  Management is presently pursuing equity financing and investment opportunities. The ability of the Company to achieve its operating goals and to obtain such additional finances, however, is uncertain.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

The Company anticipates that it will continue to incur losses for some time. The Company’s continued existence is dependent on its ability to generate additional revenues and on obtaining additional financing from its stockholders and external sources.  Accordingly, there can be no assurance that the Company will succeed in executing its plans and have all the financing necessary for its operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 8 – SUBSEQUENT EVENTS

The company has evaluated subsequent events in accordance with the provisions of ASC 855 noting no reportable subsequent events.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We have based these forward-looking statements on our current expectations and projections about future events, and they are applicable on as of the dates of such statement.  These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “forecast,” “expect,” “plan,” anticipate,” believe,” estimate,” continue,” or the negative of such terms or other similar expressions.  Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed in our other SEC filings. You should not put undue reliance on any forward-looking statements.  These statements speak only as of the date of this Quarterly Report on Form 10-Q, even if subsequently made available on our website or otherwise, and we undertake no obligation to update or revise these statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.  The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report. Throughout this Quarterly Report on Form 10-Q we will refer to ScanSys, Inc., together with its subsidiaries, as “ScanSys,” the “Company,” “we,” “us,” and “our.”

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We were incorporated in Delaware as APEX 7 Inc on December 12, 2012, and on January 8, 2013, we filed a registration statement on Form 10 to register with the U.S. Securities and Exchange Commission as a public company.  We were originally organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation.

On April 25, 2013, Richard Chiang, then our sole director and shareholder, entered into a Stock Purchase Agreement whereby David M. Ellis of ScanSys Inc. purchased 10,000,000 shares of our common stock from Mr. Chiang, which constituted 100% of our issued and outstanding shares of common stock. Mr. Chiang then elected Mr. David M. Ellis to the position of President, Chief Executive Officer, and Chairman of the Board of Directors, along with Mr. Jason Kristowski as Chief Operating Officer and member of the Board of Directors, Mr. Chiang then resigned from all positions. On May 7, 2013 the Company filed a Certificate of Amendment to the Articles of Incorporation with the Secretary of State of the State of Delaware to change the name of the Registrant to ScanSys, Inc. the amendment was effectively completed and the Registrant informed on May 10, 2013. We are a development stage company with minimal revenues and operations.

As we are commencing as a public company, we plan to raise capital by offering shares of our common stock to investors.  During the next twelve months, we anticipate we will need to pursue capital to fund our operations. We believe we will be able to raise the necessary capital to carry out our business plan, but there no assurance that we will be able to do so.

Overview

We are a development stage company with minimal revenues. We were formerly known as APEX 7 Inc and amended our name to reflect our operations. Our mission is to provide biometric security, time tracking and Point of Sale systems on a global basis. We work to achieve this mission by creating technology that transforms the way people work, track employees and track purchases. We develop and market software, services, and hardware that deliver new opportunities, greater convenience, and enhanced value to business.

We currently generate revenue by developing, licensing, and supporting a wide range of biometric software products and services, by designing and selling hardware, and by delivering relevant online advertising to a global customer audience. We purchase component parts from suppliers which are delivered to us for final assembly at our 3,000 sq ft facility located in Lutz, FL. In addition to selling individual products and services, the Company will offer suites of products and services.

Our primary product focus is on providing biometric solutions to a wide range of industries. The technologies that we deploy are cloud-based and ensure accurate tracking of products and services to individuals based on their unique biometrics. We plan on expanding our current customer base from local government contracts to these potential industries, among others:

·	Governmental agencies such as Homeland Security, FBI, CIA, US Navy, and CDC;

·	Defense Industries for secure location and provide authentication and sensitive access permissions;

·	Leisure, Hospitality and Gaming to provide authentication for both payment and access;

·	Banking, Financial Services and Real Estate to provide authentication and secure access;

·	Hospitals and Pharmacies for provide authentication access, payment and identity process.

Juvenile Welfare Board of Pinellas County, Florida Agreement

On May 1, 2013, ScanSys Inc. (the “Company”) formally entered into a sales and licensing agreement (the “JWB Agreement”) with the Juvenile Welfare Board of Pinellas County, Florida. Pursuant to this agreement, the Company will provide a license for up to 600 Person Verification Kiosk palm scanners and exclusive access to the Company’s proprietary database. Currently, JWB is utilizing the license at 50 locations within its system. The Company also has support services and lease options for kiosk hardware to JWB. Key portions of this agreement are subject to a confidentiality disclosure.

Our Solution

ScanSys, Inc. designs and develops technologies in-house under the direction of its CEO, David Ellis, as well as offers products from other manufacturers. We have developed our own drivers to directly interface with a multitude of biometric scanners, including, palm vein, retina, finger print and Iris scanners. Our drivers work with both Windows and Linux based Operating Systems. Owning our own drivers has allowed us to have complete ownership of all of its technology and there are no licenses held by any outside party. No persons, company, vendor, distributor or contractor holds any title or claim to any of the Company’s work or technology. We believe that our technology and business is defensible since the barriers of entry are high and technically complex. We have sought niche markets in our business by becoming a leading developer in devices such as palm vein scanners equipment. These markets help to distinguish us from our competitors. Our products currently under development will consist of Biometric software and hardware linked to Point of Sale terminals, time tracking as well as building and room entry systems.

Biometric Kiosk

ScanSys, Inc. has designed a fully integrated touch screen kiosk with integrated palm vein scanner. The ScanSys kiosk is designed to be easy to use, with only 2 virtual buttons on any screen. Our extensive cloud based verification of services is provided to verify the individual logging in, or the sale being made. Our system can be integrated with existing door security systems, accounting software, and Point of Sale systems.

We will be introducing our hardened biometric kiosk that can be used for time tracking, sales, as well as restrict entry to building or rooms. This version is focused primarily on the education market with several additional models to be released this year for a variety of other markets.

Supported Biometric devices

We have developed Linux drivers that support a wide range of hardware including Palm Vein, Finger Vein, Iris, and Finger Print. We will be expanding our drivers to include facial recognition and hand geometric drivers. In addition we will be working on a Windows-based solution to expand our service offering.

Identification solution

Having the ability to capture the biometric data via the hardware scanners is only half of the identification solution. In addition to developing our own drivers to recognize and capture biometric data, we have designed and will be deploying a server-side solution that works directly with our kiosks. The server will verify the biometric data quickly, providing accurate searches while eliminating duplicate records. Our method reduces false-matches. Upon registering a new user, we scan both palms of the individual. If a user has lost a limb, the alternate limb can be used to authorize a user. If both limbs are lost, then we would register the user’s other limbs such as the bottom of their feet.

Biometric restricted access

Our server/kiosk solution can integrate with a large range of entry/exit security systems, allowing for only verified individuals to have access to a room or building. Our solution can be integrated into current access systems by adding the biometric reader and then connecting to our servers. This allows facilities to grant or remove access in real time.

Point of Sale Integration

We are currently working on our design with integration with several POS systems. This will allow a customer to register one time and then give access to products and services without having to carry a card or other identification. This solution allows for increased efficiency as well as greater security for the customer. Businesses can benefit by reducing costs due to lost cards or forgotten passwords

Software

We have developed our own driver level software based on several Linux versions for a wide range of biometric hardware including but not limited to Palm Vein, Finger Print, and Retina Scanners. We have also developed a fully functioning back-end system that can be customized for each customer. The verification software is up to 99.98% accurate on the first scan and tracks multiple data points for each use of the Biometric hardware.

The kiosk is 100% web-based and requires only a power and Internet access. The kiosk then uses only one button login by the user and then verification of service or product to use or purchase made.

The back-end system used by our customer has multiple reports and inventory tracking, sales or services usage reports.

Manufacturing

We design and develop our own kiosk and palm scanner form. We control our own product design and all of our detector assembly and testing. In the manufacturing process, we estimate that 25% of our business is sent to a general contractor, primarily for welding and etching our circuit boards. ScanSys, Inc. has had minimal quality issues. Our unit production costs have generally been stable. While specific material prices fluctuate over time, we have been able to manage this cost variable by substituting other like components of equal or greater quality.

Employees

As of June 10, 2013, ScanSys, Inc. employed a total of 2 people, both of whom are in management and administration;  ScanSys, Inc. considers its relationship with its employees to be stable, and anticipates growing its workforce.

Facilities and Logistics

ScanSys, Inc. is headquartered in Lutz, Florida, and occupies a 3,000 square foot leased facility. The office is divided among the Company’s various disciplines: management, finance, customer service, sales, marketing and customer service, with 10% of the available space dedicated to inventory. Our Florida headquarters will house a bookkeeper, production manager, Software Developers, Quality Assurance group, and customer service staff.

The following table lists our current location. The lease payment for our facility is approximately $5,000, paid monthly.

Critical Accounting Policies

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “ emerging growth company,” we have the option to delay adoption of new or revised accounting standards until those standards would otherwise apply to private companies, until the earlier of the date that (i) we are no longer an emerging growth company or (ii) we affirmatively and irrevocably opt out of the extended transition period for complying with such new or revised accounting standards. We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the Jobs Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

To date, we have not earned significant revenue from operations. Accordingly, our activities have been accounted for as those of a “Development Stage Company” as set forth in Financial Accounting Standards Board ASC 915. Among the disclosures required by ASC 915 are that the our financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity and cash flows disclose activity since the date of our inception.

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("US GAAP"). US GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expenses amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

We believe the following is among the most critical accounting policies that impact our consolidated financial statements. We suggest that our significant accounting policies, as described in our financial statements in the Summary of Significant Accounting Policies, be read in conjunction with this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes.” ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04 which was issued to provide a consistent definition of fair value (“FV”) and ensure that the FV measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 changes certain FV measurement principles and enhances the disclosure requirements particularly for Level 3 FV measurements.  This guidance is effective for us beginning on January 1, 2012.  The adoption of ASU 2011-04 did not have a significant impact our financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in Accounting Standards Codification (ASC) 220, Comprehensive Income , and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. In December 2011, the FASB issued ASU 2011-12 which defers the requirement in ASU 2011-05 that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. ASU 2011-05 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2011, with early adoption permitted. The adoption of ASU 2011-05, as amended by ASU 2011-12, did not have a significant impact our financial statements.

In September 2011, the FASB issued ASU 2011-08 which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment.  If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the FV of a reporting unit is less than its carrying amount, the quantitative impairment test is required.  Otherwise, no further testing is required. The revised standard is effective for us for our annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of ASU 2011-08 did not have a significant impact our financial statements.

In July 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment.  The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired.  If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required.  However, if an entity concludes otherwise, it would be required to determine the FV of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted. The adoption of this pronouncement will not have a material impact on our financial statements.

In February 2013, the FASB issued ASU No. 2013-02, which amends the authoritative accounting guidance under ASC Topic 220 “Comprehensive Income”.  The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements.  However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under generally accepted accounting principles in the United States of America (“GAAP”) to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under GAAP to be reclassified in their entirety to net income, and entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts.  The amendments in this update are effective prospectively for reporting periods beginning after December 15, 2013.  Early adoption is permitted.  Adoption of this update is not expected to have a material effect on the Company’s consolidated results of operations or financial condition.

Off-Balance Sheet Arrangements

None.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by the SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer/principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our principal executive officer/principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

In light of the material weaknesses described below, management performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that as of June 30, 2013 our disclosure controls and procedures were not effective at the reasonable assurance level:

1.           We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ended June 30, 2013.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.           We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                 OTHER INFORMATION

Item 1.  Legal Proceedings

We know of no pending legal proceedings to which we are a party which are material or potentially material, either individually or in the aggregate. We are from time to time, during the normal course of our business operations, subject to various litigation claims and legal disputes. We do not believe that the ultimate disposition of any of these matters will have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Default Upon Senior Securities

None.

Item 4. Mining Safety Disclosures

None.

Item 5.  Other Information

On May 1, 2013, the Company announced that it would accept full title from David M. Ellis, the Juvenile Welfare Board of Pinellas County, Florida contract and all of its warranties, rights and obligations to perform under this contract.

Item 6.     Exhibits

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation		10		3.1	1/08/2013
3.2	By-Laws		10		3.2	1/08/2013
4.1	Specimen Stock Certificate		10		4.1	1/08/0213
10.1	Share Purchase Agreement dated April 25, 2013		8-K		10.1	4/26/13
10.2	Sales and Licensing Agreement entered into by the Company and Juvenile Welfare Board of Pineallas County, Florida dated May 1, 2013	8-K/A		10.2	8/01/2013
23.1	Consent of Independent Auditor	X
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS*	XBRL Instance Document	X
101.SCH*	XBRL Taxonomy Extension Schema Document	X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Definition	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 1, 2013
ScanSys Inc.

By: /s/ David M. Ellis
David M. Ellis
Chief Executive Officer, Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

