Form 10-Q/A
period 2013-06-30
ScanSys, Inc.
filed 2013-08-19
CIK 1566039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE:

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A is being filed to reconcile a posting error, along with adjustment of an accounting treatment for the Company’s debt and in addition, a clarification in wording to “See Independent Accountant’s Review Report” on each page of our financial statements and a title change to “Independent Accountant’s Review Report” in our Form 10-Q filed on August 1, 2013.

2

3

ScanSys, Inc.
(formerly Apex 7, Inc)
(A Development Stage Company)
FINANCIAL STATEMENTS
June 30, 2013

4

ScanSys, Inc.
(formerly Apex 7, Inc)
(A Development Stage Company)
FINANCIAL STATEMENTS
June 30, 2013

INDEPENDENT ACCOUNTANT’S REVIEW REPORT

To the Board of Directors and
Stockholders of ScanSys, Inc

We have reviewed the accompanying balance sheet of ScanSys, Inc as of June 30, 2013, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for the six-month period ended June 30, 2013 and for the period December 12, 2012 (inception) to June 30, 2013. These financial statements are the responsibility of the company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/ Kenne Ruan, CPA, P.C.
Woodbridge, Connecticut July 25, 2013

ScanSys, Inc. (formerly Apex 7, Inc) (A Development Stage Company) Balance Sheets
	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current Assets:
Cash	$1,655	$—
Accounts receivable	2,000	—
Total Current Assets	3,655	—
Property and equipment, net	23,112	—
Total Assets	$26,767	$—

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$—
Total Current Liabilities	—	—
Total Liabilities	—	—

Stockholders' Equity (Deficit):
Preferred stock, $.0001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.0001 par value, 100,000,000 shares authorized, 10,000,000 shares issued and outstanding	1,000	1,000
Additional paid in capital	27,430	—
Deficit accumulated during the development stage	(1,663)	(1,000)
Total Stockholders' Equity	26,767	—
Total Liabilities and Stockholders' Equity	$26,767	$—

See Independent Accountant’s Review Report.

ScanSys, Inc. (formerly Apex 7, Inc) (A Development Stage Company) Statement of Operations (unaudited)

	For the Six Months Ended June 30, 2013	From December 12, 2012 (inception) through June 30, 2013

Revenue	$2,000	$2,000

Operating Expenses:
General and administrative	1,345	2,345
Depreciation expense	1,318	1,318
Total operating expenses	2,663	3,663
Loss from operations	(663)	(1,663)

Net income (loss)	$(663)	$(1,663)

Income (loss) per share, basic	$(0.00)	$(0.00)
Weighted average shares outstanding, basic	10,000,000	10,000,000

See Independent Accountant’s Review Report.

ScanSys, Inc. (formerly Apex 7, Inc) (A Development Stage Company) Statement of Cash Flows (unaudited)

	For the Six Months Ended June 30, 2013	From December 12, 2012 (inception) through June 30, 2013
Cash flows from operating activities:
Net income (loss)	$(663)	$(1,663)
Adjustments to reconcile net loss to total cash used in operations:
Depreciation expense	1,318	1,318
Changes in assets and liabilities:
Increase in accounts receivable	(2,000)	(2,000)
Increase in accounts payable	—	1,000
Net cash used in operating activities	(345)	(345)

Cash flows from investing activities	—	—

Cash flows from financing activities:
Contributed capital	1,000	1,000
Capital contributed by an officer	2,000	2,000
Net cash provided by financing activities	3,000	3,000
Net increase in cash	1,655	1,665
Cash at beginning of period	—	—
Cash at end of period	$1,655	$1,655

Cash paid for:
Interest	$—	$—
Taxes	$—	$—

Supplemental disclosure of non cash activities:
Common stock issued to founder for services rendered	$—	$1,000
Fixed assets contributed by an officer	$24,430	$—

See Independent Accountant’s Review Report.
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

Currently revenue is received from a subscription agreement with one customer.  The customer pays the Company a monthly access fee based on the number of kiosks they use to access the Scansys.us website.  The ScanSys Website contains all of the customers’ vendors and client data.  This website also has a control function to drive the biometric hardware.

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

On April 17, 2013, Richard Chiang, the sole shareholder of APEX 7, Inc. entered into a Stock Purchase Agreement with ScanSys Inc. Pursuant to the Agreement, on April 25, 2013, Richard Chiang transferred to ScanSys, Inc. 10,000,000 shares of our common stock, which represents 100% of the issued and outstanding shares.  The signing of the Stock Purchase Agreement and the transaction contemplated thereby resulted in a change of control of the Company. Prior to the transaction Mr. Chiang had paid $1,000 of expenses for the Company. The $1,000 was converted to capital when the Company ownership changed.

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

Item 6.     Exhibits

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation		10		3.1	1/08/2013
3.2	By-Laws		10		3.2	1/08/2013
4.1	Specimen Stock Certificate		10		4.1	1/08/0213
10.1	Share Purchase Agreement dated April 25, 2013		8-K		10.1	4/26/13
10.2	Sales and Licensing Agreement entered into by the Company and Juvenile Welfare Board of Pineallas County, Florida dated May 1, 2013		8-K/A		10.2	8/19/2013
23.1	Consent of Independent Auditor	X
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS*	XBRL Instance Document	X
101.SCH*	XBRL Taxonomy Extension Schema Document	X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Definition	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 19, 2013
ScanSys Inc.

By: /s/ David M. Ellis
David M. Ellis
Chief Executive Officer, Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

