Form 10-Q
period 2013-09-30
ScanSys, Inc.
filed 2013-11-12
CIK 1566039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

☐	Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______

000-54874

(Commission file number)

SCANSYS INC.

(Exact name of registrant as specified in its charter)

Delaware	46-1669851
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

207 Crystal Grove Blvd. Suite 102 Lutz, Fl.	33548
(Address of principal executive offices)	(Zip Code)

(415) (813) 365-3112
(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

1

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes☐ No ☒

On September 30, 2013, 10,000,000 shares of the registrant's common stock were outstanding.

2

3

 ITEM 1. FINANCIAL STATEMENTS

ScanSys, Inc.

(formerly Apex 7, Inc)

(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2013

4

ScanSys, Inc.

(formerly Apex 7, Inc)

(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2013

ScanSys, Inc.

(formerly Apex 7, Inc)

(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2013

TABLE OF CONTENTS

Balance Sheets as of December 31, 2012 and September 30, 2013 (unaudited)	7

Statements of Operations for the Nine Months Ended September 30, 2013 and From Inception on December 12, 2012 to September 30, 2013 (unaudited)	8

Statement of Cash Flows From Inception on December 12, 2012 to September 30, 2013 (unaudited)	9

Notes to the Financial Statements (unaudited)	10

ScanSys, Inc. (formerly Apex 7, Inc) (A Development Stage Company) Balance Sheets

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current Assets:
Cash	$498	$-
Total Current Assets	498	-
Property and equipment, net	20,891	-
Total Assets	$21,389	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$-	$-
Advance from an officer	5,000	-
Total Current Liabilities	5,000	-
Total Liabilities	5,000	-

Stockholders' Equity (Deficit):
Preferred stock, $.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.0001 par value, 100,000,000 shares authorized, 10,000,000 shares issued and outstanding	1,000	1,000
Additional paid in capital	27,430	-
Deficit accumulated during the development stage	(12,041)	(1,000)
Total Stockholders' Equity	16,389	-
Total Liabilities and Stockholders' Equity	$21,389	$-

The accompanying notes are an integral part of these financial statements.

ScanSys, Inc. (formerly Apex 7, Inc) (A Development Stage Company) Statement of Operations (unaudited)

	For the Three Months Ended September 30, 2013	For the Nine Months Ended September 30, 2013	From December 12, 2012 (inception) through September 30, 2013

Revenue	$6,000	$8,000	$8,000

Operating Expenses:
General and administrative	1,066	2,411	3,411
Professional fees	13,091	13,091	13,091
Depreciation expense	2,221	3,539	3,539
Total operating expenses	16,378	19,041	20,041
Loss from operations	(10,378)	(11,041)	(12,041)
Net loss	$(10,378)	$(11,041)	$(12,041)

Loss per share, basic	$(0.00)	$(0.00)
Weighted average shares outstanding, basic	10,000,000	10,000,000

The accompanying notes are an integral part of these financial statements.

ScanSys, Inc. (formerly Apex 7, Inc) (A Development Stage Company) Statement of Cash Flows (unaudited)

	For the Nine Months Ended September 30, 2013	From December 12, 2012 (inception) through September 30, 2013
Cash flows from operating activities:
Net loss	$(11,041)	$(12,041)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation expense	3,539	3,539
Changes in assets and liabilities:
Increase in accounts payable	-	1,000
Net cash used in operating activities	(7,502)	(7,502)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Contributed capital	1,000	1,000
Advance from an officer	5,000	5,000
Capital contributed by an officer	2,000	2,000
Net cash provided by financing activities	8,000	8,000
Net increase in cash	498	498
Cash at beginning of period	-	-
Cash at end of period	$498	$498

Cash paid for:
Interest	$-	$-
Taxes	$-	$-

Supplemental disclosure of non cash activities:
Common stock issued to founder for services rendered	$-	$1,000
Fixed assets contributed by an officer	$24,430	$24,430

The accompanying notes are an integral part of these financial statements.

ScanSys, Inc.

(formerly Apex 7, Inc)

(A Development Stage Company)

Notes to the Financial Statements

As of September 30, 2013

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

On the Closing Date, Richard Chiang submitted his resignation from our Board of Directors and appointed David M. Ellis and Jason Kristowski to our Board of Directors

On May 7, 2013, the Company filed a Certificate of Amendment to the Articles of Incorporation with the Secretary of State of the State of Delaware to change the name of the Company to ScanSys, Inc.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders’ deficit or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The interim results for the nine months ended September 30, 2013 are not necessarily indicative of the results for the full fiscal year.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents as of September 30, 2013.

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

Income Taxes

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence; it is more likely than not such benefits will be realized. The Company’s deferred tax assets were fully reserved at September 30, 2013.

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

Property and Equipment

Property and equipment are stated at cost.  Depreciation is provided utilizing the straight-line method over the related asset’s estimated useful life.   As of September 30, 2013 no property or equipment has been pledged as collateral or is restricted in any way.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. At September 30, 2013, the Company had no outstanding options or warrants.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Fixed assets consisted of the following:

	September 30, 2013	December 31, 2012
Computer Equipment	$24,430	$-
Less: Accumulated Depreciation	3,539	-
	$20,891	$-

Depreciation expense for the period ended September 30, 2013 and December 31, 2012 was $3,539 and $0, respectively.

NOTE 4 - STOCKHOLDERS’ EQUITY

Upon formation of the Company, the Board of Directors issued 10,000,000 shares of common stock for $1,000 in services to the founding shareholder of the Company.

On April 17, 2013, Richard Chiang, the sole shareholder of APEX 7, Inc. entered into a Stock Purchase Agreement with ScanSys Inc. Pursuant to the Agreement, on April 25, 2013, Richard Chiang transferred to ScanSys, Inc. 10,000,000 shares of our common stock, which represents 100% of the issued and outstanding shares.  The signing of the Stock Purchase Agreement and the transaction contemplated thereby resulted in a change of control of the Company. Prior to the transaction Mr. Chang had paid $1,000 of expenses for the Company. The $1,000 was converted to capital when the Company ownership changed.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the period ended September 30, 2013, the Company’s CEO contributed $2,000 in cash and $24,430 in fixed assets to the Company. The fixed assets consist mostly of computer equipment.

As of September 30, 2013, the CEO advanced the Company $5,000 to cover certain operating expenses. The loan has no stated interest rate and is due on demand.

NOTE 6 – GOING CONCERN

The financial statements are presented on the basis that the Company is a going concern.  A going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time.  The Company has generated little revenue since inception and has an accumulated deficit of $12,041, which together raises substantial doubt about its ability to continue as a going concern.  Management is presently pursuing equity financing and investment opportunities. The ability of the Company to achieve its operating goals and to obtain such additional finances, however, is uncertain.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

NOTE 7 – SUBSEQUENT EVENTS

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

We currently generate revenue by developing, licensing, and supporting a wide range of biometric software products and services, by designing and selling hardware, and by delivering relevant online advertising to a global customer audience. We purchase component parts from suppliers which are delivered to us for final assembly at our 3,000 sqft facility located in Lutz, FL. In addition to selling individual products and services, the Company will offer suites of products and services.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that as of September 30, 2013 our disclosure controls and procedures were not effective at the reasonable assurance level:

1.           We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ended September 30, 2013.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Default Upon Senior Securities

None.

Item 4. Mining Safety Disclosures

None.

Item 5. Other Information

None.

Item 6.   Exhibits

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation		10		3.1	1/08/2013
3.2	By-Laws		10		3.2	1/08/2013
4.1	Specimen Stock Certificate		10		4.1	1/08/0213
10.1	Share Purchase Agreement dated April 25, 2013		8-K		10.1	4/26/13
10.2	Sales and Licensing Agreement entered into by the Company and Juvenile Welfare Board of Pinellas County, Florida dated May 1, 2013		8-K/A		10.2	8/01/2013
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS*	XBRL Instance Document	X
101.SCH*	XBRL Taxonomy Extension Schema Document	X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Definition	X

* In accordance with Regulation S-T, the XBRL-related information on Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” herewith and not “filed.”

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 12, 2013
ScanSys Inc.

By: /s/ David M. Ellis
David M. Ellis
Chief Executive Officer, Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

