Form 10-K
period 2013-12-31
ScanSys, Inc.
filed 2014-03-28
CIK 1566039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

       [   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 000-54874

ScanSys, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-1669851
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

207 Crystal Grove Blvd. Suite 102

Lutz, Fl. 33548

(813) 365-3112

Securities registered under 12(b) of the Exchange Act: None

Securities registered under 12 (g) of the Exchange Act:

Common Stock, par value $0.0001

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 2 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicated by check mark whether the registrant:(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2013, was $0.  For purposes of the foregoing calculation only, directors and executive officers and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates.

The number of shares of the Registrant’s common stock outstanding as of March 28, 2014 was 10,125,000.

2

SCANSYS, INC.

2013 FORM 10-K

PART I

Special Note Regarding Forward-Looking Statements

Information included or incorporated by reference in this Annual Report on Form 10-K contains forward-looking statements. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements may contain the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions, and are subject to numerous known and unknown risks and uncertainties. Additionally, statements relating to implementation of business strategy, future financial performance, acquisition strategies, capital raising transactions, performance of contractual obligations, and similar statements may contain forward-looking statements.  In evaluating such statements, prospective investors and shareholders should carefully review various risks and uncertainties identified in this Report, including the matters set forth under the captions “Risk Factors” and in the Company’s other SEC filings. These risks and uncertainties could cause the Company’s actual results to differ materially from those indicated in the forward-looking statements. The Company disclaims any obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risk Factors Related to Our Business” below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission (“SEC”). You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room, 100 F. Street, NE, Washington, D.C. 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We disclaim any obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

ITEM 1. BUSINESS

ScanSys, Inc.

Corporate History

ScanSys was incorporated as APEX 7 Inc in the State of Delaware on December 12, 2012 and is a development stage company with minimal revenues. On May 7, 2013 the Company filed a Certificate of Amendment to the Articles of Incorporation with the Secretary of State of the State of Delaware to change the name of the Registrant to ScanSys, Inc. the amendment was effectively completed and the Registrant informed on May 10, 2013.

On April 25, 2013, Richard Chiang, then the sole director and stockholder of APEX 7, entered into a Stock Purchase Agreement whereby David M. Ellis purchased 10,000,000 shares of Common Stock of APEX 7 from Mr. Chiang, which constituted 100% of the issued and outstanding shares of APEX 7 Common Stock.  Mr. Chiang then resigned from all positions with APEX 7. Then, Mr. Ellis was appointed as President, Chief Executive Officer, and Chairman of the Board of APEX 7, and Mr. Jason Kristowski was appointed as Chief Operating Officer, and a member of the Board of Directors.

ScanSys is a smaller reporting company under SEC Rule 405 because it is currently not trading, has a public float of zero and annual revenues of less than $50 million during the most recently completed fiscal year for which audited financial statements are available.  As a smaller reporting company, pursuant to Rule 8-01 of Regulation S-X, the Company is only required to produce financial statements as follows: (a) audited balance sheet as of the end of each of the most recent two fiscal years, or as of a date within 135 days if the issuer has existed for a period of less than one fiscal year, (b) audited statements of income, cash flows and changes in stockholders' equity for each of the two fiscal years preceding the date of the most recent audited balance sheet (or such shorter period as the registrant has been in business), and (c) interim reviewed financial statements for the current period if the filing is more than 135 days after the end of your fiscal year.  Any and all amendments shall include updated interim or audited financial statements if the financial statements in the prior filing are more than 135 days old.

Our mission is to provide biometric security, time tracking and Point of Sale (POS) systems on a global basis. We work to achieve this mission by creating technology that transforms the way people work, track employees and track purchases. We develop and market software, services, and hardware that deliver new opportunities, greater convenience, and enhanced value to business.

We currently generate revenue by selling access to the ScanSys, Inc. biometric website. In the future we plan on developing, licensing, and supporting a wide range of biometric software products and services, by designing and selling hardware, and by delivering relevant online advertising to a global customer audience. We purchase component parts from suppliers which are delivered to us for final assembly. In addition to selling individual products and services, the Company will offer suites of related technological products and services.

Our primary product focus is on providing biometric solutions to a wide range of industries. The technologies that we deploy are cloud-based and ensure accurate tracking of products and services to individuals based on their unique biometrics. We plan on expanding our current customer base from local government contracts to these potential industries, among others:

•	Governmental agencies such as Homeland Security, FBI, CIA, US Navy, and CDC;

•	Defense Industries for secure location and provide authentication and sensitive access permissions;

•	Leisure, Hospitality and Gaming to provide authentication for both payment and access;

•	Banking, Financial Services and Real Estate to provide authentication and secure access;

•	Hospitals and Pharmacies for provide authentication access, payment and identity process.

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

We introduced our hardened biometric kiosk that can be used for time tracking, sales, as well as restrict entry to building or rooms in November 2013. This version is focused primarily on the education market with several additional models to be released this year for a variety of other markets.

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

Point of Sale Integration

We are currently working on our design with integration with several POS systems. This will allow a customer to register one time and then give access to products and services without having to carry a card or other identification. This solution allows for increased efficiency as well as greater security for the customer. Businesses can benefit by reducing costs due to lost cards or forgotten passwords.

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

Customers, Distribution and Marketing

We currently provide our service-based solution to one metropolitan county in Florida and are in negotiations with several other counties.

Third Party Products

We have recently begun carrying product line from other manufacturers for resale, including Fujitsu Electric in Japan. We import and resell the Fujitsu Palm Scanner. We expect the sales contribution from third party products to be minimal for 2014 and estimate the contribution at 6% of total sales going forward.

Marketing

We have three avenues for marketing:

1.	Direct communication with our current customer and word of mouth to other customers in the same industry.
2.	We will be attending and presenting at industry trade shows. Our trade show booth provides information about our products, and we host scientific presentations to attendees. On average, we plan on attending 10 trade shows per year and providing presentations in our booth for 8 trade shows.
3.	Our final marketing efforts will focus on our websites that we maintain with all of our product line and data at www.scansys.us, we will also use blogs, social media and whitepapers to promote our products and services.

Industry, Competition, and Future Operations

The Biometric Industry

The biometric security market can be described as largely clustered. There are numerous companies that have established businesses and command large market share, such as M2SYS, MCS Software, Fulcrum Biometrics and ePortation. However, there are also hundreds of smaller companies in the biometric security equipment market that are currently operating. These companies may be characterized as smaller manufacturing operations with unique technology, special niche segments and strong industry know-how.

Competition

We face competition from larger companies such as M2SYS, MCS Software, Fulcrum Biometrics and ePortation for driver level software for some biometric hardware. Our competitors may offer or develop products similar to our solutions. However, we currently have the only biometric solution specifically designed to track services provided to individuals at the local and state level.

We believe that there are currently no other companies that compete with us in our current market, but there may be other new entrants in the future. Our product lines are currently limited to palm vain, finger print and iris scanners. Some of our competition have greater financial resources, and larger customers, and are well-established businesses with substantial capabilities. Furthermore, our competitors may have technological advantages and may be able to implement new technologies more rapidly than us. Additionally, the market for biometric equipment and software is dependent upon a number of factors beyond our control, which at times cannot be accurately predicted. These factors include the extent of competitive products, new entrants, and overall demand. Other factors include security concerns that may have an effect upon security device demand. Lower violence and world stability can reduce the demand for security hardware.

Benefits of Biometric

Currently, most security solutions depend on one or two-phase authentication, normally consisting of a physical device, such as a Card, token or related device, (Smart Phone, bracelet, etc), or something intangible, such as PIN or password. The issue of this approach is that tangible items can be lost, stolen or forged, and passwords can be forgotten. With a biometric solution, the “item” you have is always with you, since it is an essential part of your person for your entire life.

Amusement parks currently rely on printed tickets for admission to the Parks, which does not verify that the ticket holder is the one who purchased the ticket. While some parks do use some form of basic finger length verification to verify the pass holder is the one who purchased the ticket, this method is less than 10% accurate.

Future Operations

We plan on evaluating other companies that provide similar services to ours with an eye toward obtaining added value. Our strategy is to acquire attractive companies at competitive valuations with existing product lines to further complement our business to develop a full suite of product to our customers.

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

ITEM 1A. RISK FACTORS

RISK FACTORS

An investment in our Common Stock is highly speculative in nature, involves a high degree of risk, and is suitable only for persons who can afford to risk the loss of the entire amount invested. Before purchasing any of these securities, you should carefully consider the following factors relating to our business and prospects. If any of the following risks actually occurs, our business, financial condition or operating results could be materially adversely affected. In such case, the eventual trading price of our Common Stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business and Industry

We have a very short history of operations and have experienced losses since inception and we may not achieve or sustain profitability in the future.

We are a development stage company with minimal revenues. We were incorporated on December 12, 2012 in the State of Delaware as APEX 7 Inc. We currently have one customer and we anticipate that our cost of revenues and operating expenses will increase substantially in the foreseeable future as we continue to grow our business and develop our new technologies and platforms. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently to offset these higher expenses. Many of our efforts to generate revenues from our business are new, and any failure to increase our revenues or generate revenues from our technological solutions could prevent us from attaining or increasing profitability. Furthermore, to the extent that we are successful in increasing our customer base, we could also incur increased losses because costs associated with entering into customer contracts are generally incurred up front, while customers are billed over the term of the contract through licensing fees. We do not expect to be profitable in the foreseeable future and we cannot be certain that we will be able to attain profitability on a quarterly or annual basis, or if we do, that we will sustain profitability.

Our limited operating history makes it difficult to evaluate our current business and future prospects.

We were incorporated in the State of Delaware on December 12, 2012. Our operations are minimal and we have minimal revenues as a development stage company. We will encounter risks and difficulties frequently experienced by growing companies in rapidly developing and changing industries, including challenges in forecasting accuracy, determining appropriate investments of our limited resources, market acceptance of our current and future solutions, competition from established companies with greater financial and technical resources, retaining customers, managing customer deployments, and developing new solutions. Our current operations infrastructure may require changes in order for us to achieve profitability and scale our operations efficiently. If we fail to implement these changes on a timely basis or are unable to implement them due to factors beyond our control, our business may suffer. We cannot assure you that we will be successful in addressing these and other challenges we may face in the future.

The biometrics industry is a competitive new market with established companies competing for market share.

The biometrics industry is an emerging business with several companies that have greater resources than the company. According to Research & Markets, the global biometric scanning equipment market in terms of revenue is expected to reach $20 billion dollars by 2018. Increased security threat from terrorist attacks, hijackings, and increment of crime rates are cited as primary contributing factors to this rise. Many governments have introduced projects such as e-Passports, driver’s licenses, border management, and national ID programs in countries such as India, Mexico and Russia. Additionally, China has announced a biometric national ID program to commence this year. These factors have increased the number of companies focused on our business and to that end; our competitors may have greater financial resources, personnel, and technological advances than our company. Due to these constraints, our competitor’s actions may likely have a negative effect upon our business and on our financial results.

We may not be able to compete successfully against current and future competitors.

We compete with M2SYS, MCS Software, Fulcrum Biometrics and ePortation in our direct area of focus, however there are more than several hundred smaller biometric firms that we also compete with and no assurances can be given as to the level of competitiveness we can maintain. Additionally, we compete to a lesser extent with larger companies where biometrics is a smaller focus such as 3M Corporation, NEC Corporation, Sensory Inc, AuthenTec Inc., AcSys Biometrics Corp, Communication Intelligence Corporation, i2 Inc., Precise Biometrics AB., SecuGen Corporation, TSSI Systems Ltd., and ZK Software. Some of our competitors, such as 3M Corporation and NEC Corporation, have greater financial, marketing, and technical resources than we do, allowing them to leverage a larger installed customer base, adopt more aggressive pricing policies, and devote greater resources to the development, promotion and sale of their products and services than we can. In addition, companies may enter our market by expanding their platforms or acquiring a competitor.

Material defects or errors in our components could harm our reputation, result in significant costs to us and impair our ability to sell our products.

We have not experienced any serious material defects on our products, but cannot assure you that we will not encounter any material defects in our products or components in the future. We rely on 5 different suppliers for our kiosk product, while for our biometric scanners we rely on only one supplier. If our sole biometrics supplier ceased production for any reason, we would be forced to halt sales on our biometric scanner products until a new supplier agreement is reached with a new supplier. Additionally, we would be forced to update our software drivers on the new components.

If we are unable to maintain or expand our sales and marketing capabilities, we may not be able to generate anticipated revenues.

Increasing our customer base and achieving broader market acceptance of our biometrics kiosk and biometrics scanners will depend to a significant extent on our ability to expand our sales and marketing operations and activities. We expect to be substantially dependent on our sales force to obtain new customers. Competition for qualified sales personnel is intense, and we may not be able to attract, integrate sufficient highly qualified sales personnel.

We hold no patents on our products, and our business employs proprietary technology and information which may be difficult to protect and may infringe on the intellectual property rights of third parties.

ScanSys, Inc. is in the process of filing patents to protect its intellectual property and currently relies on trade secrets, proprietary know-how and technology that we seek to protect, in part, by confidentiality agreements with prospective joint venture partners, employees, partners and consultants.  We cannot assure you that these agreements will not be breached, that we will have adequate remedies for any breach, or that our trade secrets and proprietary know-how will not otherwise become known or be independently discovered by others. We currently do not hold patents from the United States Patent and Trademark Office (USPTO) on any of our products we manufacture. Management believes that part of applying for a patent allows competitors to copy our products and would force the company to file lawsuit against the offending parties upon infringement. As a small company, management believes that it is more effective to mitigate this risk by relying on our trade secrets than to file a patent and allow others to review our processes. Therefore, our success depends, in part, on our ability to keep competitors from reverse engineering our products, maintain trade secrecy and operate without infringing on the proprietary rights of third parties.  We cannot assure you that the patents of others will not have an adverse effect on our ability to conduct our business, that any of our trade secrets and applications will be protected, that we will develop additional proprietary technology that is defensible against theft or will provide us with competitive advantages or will not be challenged by third parties.  Further, we cannot assure you that others will not independently develop similar or superior technologies, duplicate elements of our technology or design around it.

It is possible that we may need to acquire licenses to, or to contest the validity of, issued or pending patents or claims of third parties.  We cannot assure you that any license acquired under such patents would be made available to us on acceptable terms, if at all, or that we would prevail in any such contest.  In addition, we could incur substantial costs in defending ourselves in suits brought against us for alleged infringement of another party’s patents or in defending the validity or enforceability of any patents we may seek in the future, or in bringing patent infringement suits against other parties.

Our failure to obtain capital may significantly restrict our proposed operations.

We will need to raise more capital to expand our business. Future sources of capital may not be available to us when we need it or may be available only on unacceptable terms.

We are subject to the risk that certain key personnel, including key employees named below, on whom we depend, in part, for our operations, will cease to be involved with us.  The loss of any these individuals would adversely affect our financial condition and the results of our operations.

We are dependent on the experience, knowledge, skill and expertise of our President and CEO David M. Ellis. We are also in large part dependent on current interim COO, Jason Kristowski. The loss of any of the key personnel listed above could materially and adversely affect our future business efforts. Our success depends in substantial part upon the services, efforts and abilities of David M. Ellis, our Chairman and Chief Executive Officer, due to his experience, history and knowledge of the biometrics industry and his overall insight into our business direction. The loss or our failure to retain Mr. Ellis, or Mr Kristowski, or to attract and retain additional qualified personnel, could adversely affect our operations.  We do not currently carry key-man life insurance on any of our officers and have no present plans to obtain this insurance.  See “Management.”

The lack of public company experience of our management team may put us at a competitive disadvantage.

As a company with a class of securities registered under the Exchange Act, we are subject to reporting and other legal, accounting, corporate governance, and regulatory requirements imposed by the Exchange Act and rules and regulations promulgated under the Exchange Act.  Our Chairman and CEO lacks public company experience which could impair our ability to comply with these legal, accounting, and regulatory requirements.  Such responsibilities include complying with Federal securities laws and making required disclosures on a timely basis.  Our senior management may not be able to implement and affect programs and policies in an effective and timely manner that adequately responds to such increased legal and regulatory compliance and reporting requirements. Our failure to do so could lead to the imposition of fines and penalties and further result in the deterioration of our business.

Regulations, including those contained in and issued under the Sarbanes-Oxley Act of 2002 (“SOX”) and the Dodd–Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank”), increase the cost of doing business and may make it difficult for us to retain or attract qualified officers and directors, which could adversely affect the management of our business and our ability to obtain or retain listing of our Common Stock.

We are a public company.  The current regulatory climate for public companies, even small and emerging growth companies such as ours, may make it difficult or prohibitively expensive to attract and retain qualified officers, directors and members of board committees required to provide for our effective management in compliance with the rules and regulations which govern publicly-held companies, including, but not limited to, certifications from executive officers and requirements for financial experts on boards of directors. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting these roles.  For example, the enactment of the Sarbanes-Oxley Act of 2002 has resulted in the issuance of a series of new rules and regulations and the strengthening of existing rules and regulations by the SEC.  Further, recent and proposed regulations under Dodd-Frank heighten the requirements for board or committee membership, particularly with respect to an individual’s independence from the corporation and level of experience in finance and accounting matters.  We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified officers and directors, the management of our business could be adversely affected.

Our internal controls over financial reporting may not be effective, and our independent auditors may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business.

We are subject to various SEC reporting and other regulatory requirements. We have incurred and will continue to incur expenses and, to a lesser extent, diversion of our management’s time in our efforts to comply with SOX Section 404 regarding internal controls over financial reporting.  Our management’s evaluation over our internal controls over financial reporting may determine that material weaknesses in our internal control exist.  If, in the future, management identifies material weaknesses, or our external auditors are unable to attest that our management’s report is fairly stated or to express an opinion on the effectiveness of our internal controls, this could result in a loss of investor confidence in our financial reports, have an adverse effect on our stock price, and subject us to sanctions or investigation by regulatory authorities.

Limitations on director and officer liability and our indemnification of our officers and directors may discourage stockholders from bringing suit against a director.

Our Certificate of Incorporation and By-Laws provide, with certain exceptions as permitted by Delaware corporation law, that a director or officer shall not be personally liable to us or our stockholders for breach of fiduciary duty as a director, except for acts or omissions which involve intentional misconduct, fraud or knowing violation of law, or unlawful payments of dividends. These provisions may discourage stockholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by stockholders on our behalf against a director. In addition, our Certificate of Incorporation and By-Laws provide for mandatory indemnification of directors and officers to the fullest extent permitted by governing state law.

We may incur a variety of costs to engage in future acquisitions of companies, products or technologies, to grow our business, to expand into new markets, or to provide new services.  As such, the anticipated benefits of those acquisitions may never be realized.

It is management’s intention to acquire other businesses to grow our customer base, to expand into new markets, and to provide new product lines.  We may make acquisitions of, or significant investments in, complementary companies, products or technologies, although no additional material acquisitions or investments are currently pending.  Acquisitions may be accompanied by risks such as:

•	difficulties in assimilating the operations and employees of acquired companies;
•	diversion of our management’s attention from ongoing business concerns;
•	our potential inability to maximize our financial and strategic position through the successful incorporation of acquired technology and rights into our products and services;
•	additional expense associated with amortization of acquired assets;
•	additional expense associated with understanding and development of acquired business;
•	maintenance and implementation of uniform standards, controls, procedures and policies; and
•	impairment of existing relationships with employees, suppliers and customers as a result of the integration of new management employees

We must attract and retain skilled personnel.  If we are unable to hire and retain technical, sales and marketing, and operational employees, our business could be harmed.

Our revenues are generated by the sales of our radiation detection products from our direct sales, sales to catalogs, distributors and to a lesser extent, our website.  Our ability to manage our growth will be particularly dependent on our ability to develop and retain an effective sales force and qualified technical and managerial personnel. We intend to hire additional employees, including engineers, sales and marketing employees and operational employees.  The competition for engineers, qualified sales, technical, and managerial personnel in the technology and manufacturing community, is intense, and we may not be able to hire and retain sufficient qualified personnel.  In addition, we may not be able to maintain the quality of our operations, control our costs, maintain compliance with all applicable regulations, and expand our internal management, technical, information and accounting systems in order to support our desired growth, which could have an adverse impact on our operations.

Our failure to manage growth effectively could harm our ability to attract and retain key personnel and adversely impact our operating results.

There can be no assurance that we will be able to manage our expansion through acquisitions effectively. Our current and planned personnel, systems, procedures and controls may not be adequate to support and effectively manage our future operations, especially as we employ personnel in multiple geographic locations. We may not be able to hire, train, retain, motivate and manage required personnel, which may limit our growth, damage our reputation and negatively affect our financial performance and harm our business.

We might require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features or enhance our existing products, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure funds. If we raise funds through issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our future capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired.

If we obtain financing, existing shareholder interests may be diluted.

If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our shareholders will be diluted. In addition, any new securities could have rights, preferences and privileges senior to those of our common stock. Furthermore, we cannot assure you that additional financing will be available when and to the extent we require or that, if available, it will be on acceptable terms.

The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business, particularly after we are no longer an “emerging growth company.”

We are required to comply with various regulatory and reporting requirements, including those required by the SEC. Complying with these reporting and other regulatory requirements are time-consuming and expensive and could have a negative effect on our business, results of operations and financial condition.

As a public company, we are subject to the reporting requirements of the Exchange Act, and requirements of SOX. The cost of complying with these requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. SOX requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures, we must commit significant resources, may be required to hire additional staff and need to continue to provide effective management oversight. We will be implementing additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. Sustaining our growth also will require us to commit additional management, operational and financial resources to identify new professionals to join the Company and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

As an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) enacted on April 5, 2012, we may take advantage of certain temporary exemptions from various reporting requirements including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of SOX (and rules and regulations of the SEC there under, which we refer to as Section 404) and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

When these exemptions cease to apply, we expect to incur additional expenses and devote increased management effort toward ensuring compliance with them. We will remain an “emerging growth company” for up to five years, although we may cease to be an emerging growth company earlier under certain circumstances. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations –JOBS Act” for additional information on when we may cease to be deemed to be an emerging growth company. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of such costs.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board (FASB), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change

Employees

As of March 1, 2014, ScanSys, Inc. employed a total of 2 people, both of whom are in management and administration; ScanSys, Inc. considers its relationship with its employees to be stable, and anticipates growing its workforce.

ITEM 2. PROPERTIES

We do not own any property. We rent office space for our principal executive offices at 207 Crystal Grove Blvd., Lutz, Florida. The office will be divided among the Company’s various disciplines: management, finance, customer service, sales, marketing and customer service, with 10% of the available space dedicated to inventory. Our Florida headquarters will house a bookkeeper, production manager, Software Developers, Quality Assurance group, and customer service staff.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS

Risks Related to Our Common Stock

Our stock price may be volatile or may decline regardless of our operating performance, and the price of our common stock may fluctuate significantly.

Once our shares begin trading, the market price for our common stock is likely to be volatile, in part because our shares have not been traded publicly. In addition, the market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•	competition from other biometric companies or related businesses;

•	changes in government regulations, general economic or market conditions or trends in our industry or the economy as a whole and, in particular, in the biometrics industry;

•	changes in key personnel;

•	entry into new geographic markets;

•	actions and announcements by us or our competitors or significant acquisitions, divestitures, strategic partnerships, joint ventures or capital commitments;

•	changes in operating performance and stock market valuations of other biometrics and related companies;

•	investors’ perceptions of our prospects and the prospects of the biometrics industry;

•	fluctuations in quarterly operating results, as well as differences between our actual financial and operating results and those expected by investors;

•	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;

•	announcements relating to litigation;

•	financial guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;

•	changes in financial estimates or ratings by any securities analysts who follow our common stock, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our common stock;

•	the development and sustainability of an active trading market for our common stock;

•	future sales of our common stock by our officers, directors and significant stockholders; and

•	changes in accounting principles affecting our financial reporting

These and other factors may lower the market price of our common stock, regardless of our actual operating performance.

The stock markets and trading facilities, including the OTC Bulletin Board, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities in many companies. In the past, stockholders of some companies have instituted securities class action litigation following periods of market volatility. If we were involved in securities litigation, we could incur substantial costs and our resources and the attention of management could be diverted from our business.

Penny Stock Considerations

Our shares likely will be “penny stocks” as that term is generally defined in the Exchange Act and the rules and regulations promulgated thereunder to mean equity securities with a price of less than $5.00. Our shares thus will be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser’s written consent to the transaction prior to the sale. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

•   Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

•      Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;

•      Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer’s account, the account’s value and information regarding the limited market in penny stocks; and

•      Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction, prior to conducting any penny stock transaction in the customer’s account.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to sell shares of our Common Stock, which may affect the ability of our stockholders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if our securities become publicly traded. In addition, the liquidity for our securities may be decreased, with a corresponding decrease in the price of our securities. Our shares in all probability will be subject to such penny stock rules and our stockholders will, in all likelihood, find it difficult to sell their securities.

Our Common Stock is subject to risks arising from restrictions on reliance on Rule 144 by shell companies or former shell companies.

Under a regulation of the SEC known as “Rule 144,” a person who has beneficially owned restricted securities of an issuer and who is not an affiliate of that issuer may sell them without registration under the Securities Act provided that certain conditions have been met. One of these conditions is that such person has held the restricted securities for a prescribed period, which will be 6 months or 1 year, depending on various factors. The holding period for our common stock would be 1 year if our common stock could be sold under Rule 144. However, Rule 144 is unavailable for the resale of securities issued by an issuer that is a shell company (other than a business combination related shell company) or that has been at any time previously a shell company. The SEC defines a shell company as a company that has (a) no or nominal operations and (b) either (i) no or nominal assets, (ii) assets consisting solely of cash and cash equivalents; or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets. Until the merger, we were a shell company.

The SEC has provided an exception to this unavailability if and for as long as the following conditions are met:

•	The issuer of the securities that was formerly a shell company has ceased to be a shell company,

•	The issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act,

•	The issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Current Reports on Form 8-K; and

•	At least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company known as “Form 10 Information.”

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. We do not currently have and may never obtain research coverage by securities and industry analysts. If no securities or industry analysts commence coverage of our company, the trading price for our common stock would be negatively impacted. If we obtain securities or industry analyst coverage and if one or more of the analysts who cover us downgrades our common stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which could cause our stock price and trading volume to decline.

Our internal controls over financial reporting may not be effective and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

As a public company, we will be required to evaluate our internal controls over financial reporting. Furthermore, at such time as we cease to be an “emerging growth company,” as more fully described in these Risk Factors, we shall also be required to comply with Section 404. At such time, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent registered public accounting firm may issue an adverse opinion due to ineffective internal controls over financial reporting and we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could negatively affect our results of operations and cash flows.

We are an "emerging growth company" and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Common Stock less attractive to investors, potentially decreasing our stock price.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if potential investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile or decrease.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we may choose “opt out” of such extended transition period, and as a result, we would then comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards would be irrevocable.

When these exemptions cease to apply, we expect to incur additional expenses and devote increased management effort toward ensuring compliance with them. We may remain an “emerging growth company” for up to five years, although we may cease to be an emerging growth company earlier under certain circumstances.  We cannot predict or estimate the amount of additional costs we may incur as a result of the change in our status under the JOBS Act or the timing of such costs.

Our management and director have significant control of our common stock and could control our actions in a manner that conflicts with the interests of other stockholders.

Our executive officers, directors and their affiliated entities together beneficially own approximately 99% of our common stock, representing approximately 99% of the voting power of our outstanding capital stock. As a result, these stockholders, acting together, will be able to exercise considerable influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders. Such a concentration of ownership may have the effect of delaying or preventing a change in our control, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and operating results. In addition, current and potential stockholders could lose confidence in our financial reporting, which could have an adverse effect on our stock price.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud.  If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed.

Upon the effectiveness of the Company’s contemplated registration statement, we will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments.

During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404.  In addition, if we fail to maintain the adequacy of our internal accounting controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404.  Failure to achieve and maintain an effective internal control environment could cause us to face regulatory action and also cause investors to lose confidence in our reported financial information, either of which could have an adverse effect on our stock price.

We do not intend to pay dividend for the foreseeable future.

The continued operation and growth of our business will require substantial cash. Accordingly, we do not anticipate that we will pay any cash dividends on shares of our common stock for the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, contractual restrictions relating to indebtedness we may incur, restrictions imposed by applicable law and other factors our board of directors deems relevant. Accordingly, realization of a gain on your investment will depend on the appreciation of the price of our common stock, which may never occur. Investors seeking cash dividends in the foreseeable future should not purchase our common stock.

OTC Bulletin Board Qualification for Quotation

To have our shares of common stock on the OTC Bulletin Board, a market maker must file an application on our behalf in order to make a market for our common stock. We have engaged in preliminary discussions with a FINRA Market Maker to file our application on Form 211 with FINRA, but have not reached a final agreement.

Authorization of Preferred Stock

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

Control by Management.

Management currently owns 99% of all the issued and outstanding capital stock of the Company. Consequently, management has the ability to control the operations of the Company and will have the ability to control substantially all matters submitted to stockholders for approval, including:

•	Election of the board of directors;

•	Removal of any directors;

•	Amendment of the Company’s certificate of incorporation or bylaws; and

•	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

Our Officers and Directors also own 99% of our issued and outstanding common stock. Accordingly, this concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for the common stock.

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

Recent Sales of Unregistered Securities

In connection with the formation of the Company, the Company issued 10,000,000 shares to the founder and initial officer and director of the Company.  Subsequent to the Company’s Form 10 registration statement’s being declared effective by the SEC, the initial director sold the 10,000,000 shares to Mr. Ellis, the Company’s Chairman, Chief Executive Officer, and President in a private resale transaction.

On December 27, 2013, the Registrant sold an aggregate of 125,000 shares of its common stock for aggregate consideration of $12.50 (a per-share price of $.0001, being the par value of the shares). The shares were sold to an accredited investor, Tech Associates, Inc, an entity controlled by Richard Chiang, the former President and Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors of the Registrant.

The Registrant believes that the foregoing transactions were exempt from the registration requirements under the Securities Act of 1933, as amended (“the Act”), based on the following facts: there was no general solicitation, there was a limited number of purchasers, each of whom the Registrant believes was  an “accredited investor” (within the meaning of Regulation D under the Securities Act of 1933, as amended) and was sophisticated about business and financial matters, and all shares issued were subject to restriction on transfer, so as to take reasonable steps to assure that the purchaser was not an underwriter within the meaning of Section 2(11) under the Act.

Risks Related to our Business

We need to continue as a going concern if our business is to succeed.

Our independent accountant’s report to our audited financial statements for the year ended December 31, 2013 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors include our accumulated deficit and loss from operations.

As a start up or development stage company, an investment in the Company is considered a high risk investment and investors who choose to invest could lose their investment.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the year ended December 31, 2013 compared to the year ended December 31, 2012

We started to earn our first revues in July 2013 for total revenue for the year ended December 31, 2013 of $14,000. All the revenue was earned from a monthly subscription to our ScanSys, Inc. biometric website.

General and administrative expense increased $2,253 for the year ended December 31, 2013 from $1,000 for the year ended December 31, 2012; the increase is mainly attributed to some general costs associated with getting the office up and running.

Professional fees were $16,802 for the year ended December 31, 2013 compared to $0 in the prior year. During 2013 fees were incurred for consulting as well as audit, legal and accounting services required for the Company’s quarterly filings.

Depreciation expense was $5,270 for the year ended December 31, 2013 compared to $0 in the prior year. There were no fixed assets to account for in 2012. All property and equipments was added in the current year.

Net loss increased to $11,325 in the year ended December 31, 2013 compared to $1,000 in the prior year.

OPERATIONS

You should read the following discussion of our financial condition and results of operations together with the audited financial statements and the notes to the audited financial statements included in this Annual Report on Form 10-K. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements.

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

On April 25, 2013, Richard Chiang, then our sole director and shareholder, entered into a Stock Purchase Agreement whereby ScanSys Inc. purchased 10,000,000 shares of our common stock from Mr. Chiang, which constituted 100% of our issued and outstanding shares of common stock. Mr. Chiang then elected Mr. David M. Ellis to the position of President, Chief Executive Officer, and Chairman of the Board of Directors, along with Mr. Jason Kristowski as Chief Operating Officer and member of the Board of Directors, Mr. Chiang then resigned from all positions. On May 7, 2013 the Company filed a Certificate of Amendment to the Articles of Incorporation with the Secretary of State of the State of Delaware to change the name of the Registrant to ScanSys, Inc. The amendment was effectively completed and the Registrant informed on May 10, 2013. We are a development stage company with minimal revenues and operations.

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

We currently generate revenue by selling access to the ScanSys, Inc. biometric website. In the future we plan on developing, licensing, and supporting a wide range of biometric software products and services, by designing and selling hardware, and by delivering relevant online advertising to a global customer audience. We purchase component parts from suppliers which are delivered to us for final assembly. In addition to selling individual products and services, the Company will offer suites of products and services.

Our primary product focus is on providing biometric solutions to a wide range of industries. The technologies that we deploy are cloud-based and ensure accurate tracking of products and services to individuals based on their unique biometrics. We plan on expanding our current customer base from local government contracts to these potential industries, among others:

•	Governmental agencies such as Homeland Security, FBI, CIA, US Navy, and CDC;

•	Defense Industries for secure location and provide authentication and sensitive access permissions;

•	Leisure, Hospitality and Gaming to provide authentication for both payment and access;

•	Banking, Financial Services and Real Estate to provide authentication and secure access;

•	Hospitals and Pharmacies for provide authentication access, payment and identity process.

Quantitative and Qualitative Disclosures about Market Risk.

We have not utilized any derivative financial instruments such as futures contracts, options and swaps, forward foreign exchange contracts or interest rate swaps and futures. We believe that adequate controls are in place to monitor any hedging activities. We do not have any borrowings and, consequently, we are not affected by changes in market interest rates. While we do have significant sales outside the United States, all of our sales are settled with US currency, and we do not currently own assets and operate facilities in countries outside the United States and, consequently, we are not affected by foreign currency fluctuations or exchange rate changes.  Overall, we believe that our exposure to interest rate risk and foreign currency exchange rate changes is not material to our financial condition or results of operations.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company,” we have the option to delay adoption of new or revised accounting standards until those standards would otherwise apply to private companies, until the earlier of the date that (i) we are no longer an emerging growth company or (ii) we affirmatively and irrevocably opt out of the extended transition period for complying with such new or revised accounting standards. We have elected to opt out of this extended transition period. As noted, this election is irrevocable.

To date, we have earned limited revenue from operations. Accordingly, our activities have been accounted for as those of a “Development Stage Company” as set forth in Financial Accounting Standards Board ASC 915. Among the disclosures required by ASC 915 are that the our financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity and cash flows disclose activity since the date of our inception.

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

Recent Accounting Pronouncements

In July 2013, FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. ASU No. 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company's Consolidated Financial Statements.

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-	Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and
-	Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

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

Liquidity and Capital Resources

Since our inception we have relied primarily on funding from our former President, Chief Executive Officer and Chairman of the Board of Directors, Richard Chiang. Since April 25, 2013, we have relied primarily on David M. Ellis our current President, Chief Executive Officer and Chairman of the Board of Directors.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Please see the financial statements beginning on page 30 located elsewhere in this annual report on Form 10-K and incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 14, 2014, we received a letter of resignation from Kenne Ruan, CPA, P.C. as the independent registered public accounting firm for the Company effective immediately.

Other than an explanatory paragraph included in Kenne Ruan, CPA, P.C.'s audit report for the Company's fiscal year ended December 31, 2012 relating to the uncertainty of the Company's ability to continue as a going concern, the audit report of Kenne Ruan, CPA, P.C. on the Company's financial statements for the fiscal year ended December 31, 2012 through March 14, 2014, did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company's 2012 fiscal year and through the date of this Current Report on Form 8-K, (1) there were no disagreements with Kenne Ruan, CPA, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Kenne Ruan, CPA, P.C., would have caused Kenne Ruan, CPA, P.C. to make reference to the subject matter of the disagreements in connection with their report, and (2) there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

On March 14, 2014, upon approval of the Company’s Board of Directors, the Company engaged M & K CPAS, PLLC the Company's independent accountant to audit the Company’s financial statements and to perform reviews of interim financial statements. During the fiscal year ended December 31, 2012 through March 13, 2014 neither the Company nor anyone acting on its behalf consulted with M & K CPAS, PLLC regarding (i) either the application of any accounting principles to a specific completed or contemplated transaction of the Company, or the type of audit opinion that might be rendered by M & K CPAS, PLLC on the Company's financial statements; or (ii) any matter that was either the subject of a disagreement with Kenne Ruan, CPA, P.C. or a reportable event with respect to Kenne Ruan, CPA, P.C.

ITEM 9A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of December 31, 2013.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of December 31, 2013, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

•  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

•  Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes.

Management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2013 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

Off-Balance Sheet Arrangements

None.

Code of Ethics

As of the date of this Report, we had not adopted a formal, written code of conduct (“Code of Ethics”) within the specific guidelines promulgated by the SEC, although we intend to adopt a Code of Ethics.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table contains information concerning our directors and executive officers as of March 1, 2014.

Name	Age	Position
David M. Ellis	43	Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors
Jason Kristowski	36	Chief Operating Officer, and member of the Board of Directors

The initial management team consists of David Ellis, Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors, and Chief Financial Officer; and Jason Kristowski, Chief Operating Officer, and member of the Board of Directors.

Biographical Information for David M. Ellis

David M. Ellis Age 43, President, Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors

Mr. Ellis is the President and CEO of ScanSys Inc, a development stage company engaged in advanced security tracking systems utilizing biometrics that provide dynamic, real time information. Mr. Ellis has more than 17 years experience in network, automated software design development and management.

IBM Global Network Services, Tampa, FL 1996-2000

From 1996 to 2000, Mr. Ellis managed a team of 12 software developers customizing the IBM global network client. He engaged Fortune 500 company relationships on behalf of his employer and managed a $12 million dollar personnel budget and a $9 million dollar hardware and support budget.

AT&T Global Network Services, Tampa, FL 2000-2004

From 2000 to 2004, Mr. Ellis continued his work with IBM, which was now known as AT&T Global Network Services. He designed and implemented automated software customization systems that reduced over $2 million dollars in development costs.

Xcape Solutions, Inc., Lutz, FL 2004 -2013

From 2004 to 2013, Mr. Ellis was the President and Chief Executive Officer of Xcape Solutions, Inc., a biometrics company. Through his direct involvement, he grew the company’s revenues from $400,000 dollars to over $4 million dollars. He was responsible for profit and loss statements, administered and controlled capital and expense budgets. He also administered management skills by providing leadership to over 40 employees.

Education

Mr Ellis holds BA in Communication, and a BS in Information Technology degrees from the University of South Florida, Tampa, FL, as well as an MBA in IT Management from the University of Phoenix, Tampa, FL.

Jason Kristowski Age 36, Chief Operating Officer, and member of the Board of Directors

Mr. Kristowski the Chief Operating Officer of ScanSysInc, a development stage company engaged in advanced security tracking systems utilizing biometrics that provide dynamic, real time information. Mr. Kristowski brings more than 13 years in operational experience to the company.

Enterprise Holdings, Branch Manager, Tampa, FL 2000-2003

From 2000 to 2003, Mr Kristowski was the branch manager of Enterprise Holdings. Through his management efforts, the company experienced a 40% on-rent fleet growth and 50% increase in ancillary sales over a previous fiscal year.

Alltel Wireless, Corporate Sales Executive, Tampa, FL 2004-2005

From 2004 to 2005, Mr. Kristowski was a top performing sales executive for Alltel Wireless. He earned the top performer distinction for five months during his employment. He also increased sales by 75% within his sales territory.

Impact Sports Ventures, Director of Sales, Marketing, Financial Officer and Human Resources, Tampa, FL 2005 to 2012

From 2005 to 2012 Mr. Kristowski managed multiple roles at Impact Sports Ventures, a sports merchandising company. He played a key role in areas of sales, marketing, finance and human resources. His managerial and operational background from his previous employment served as a foundation for Impact Sports Ventures.

The Board of Directors and Committees

As of the date of this Report, we had no independent directors.  We anticipate appointing independent directors as required in the future.

Audit Committee

As of the date of this Report, we did not have a standing Audit Committee.  We intend to establish an Audit Committee of the Board of Directors, which will consist of independent directors, of which at least one director will qualify as a qualified financial expert as defined in the regulations of the SEC.  The Audit Committee’s duties would be to recommend to our Board of Directors the engagement of independent auditors to audit our consolidated financial statements and to review our accounting and auditing principles.  The Audit Committee would review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors, if any, and independent public accountants, including their recommendations to improve the system of accounting and internal control.  The Audit Committee would at all times be composed exclusively of directors who are, in the opinion of our Board of Directors, free from any relationship that would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.  As of the date of this Report, we did not have an audit committee financial expert, in light of our size, although we intend to review this issue as the Company grows, especially as the Company implements a standing Audit Committee.

Compensation Committee

As of the date of this Report, we did not have a standing Compensation Committee.  We intend to establish a Compensation Committee of the Board of Directors.  The Compensation Committee would review and approve our salary and benefits policies, including compensation of executive officers.  The Compensation Committee would also administer any stock option plans that we may adopt and recommend and approve grants of stock options under such plans.

Nominating and Corporate Governance Committee

As of the date of this Report, we did not have a standing Nominating and Corporate Governance Committee.  We intend to establish a Nominating and Corporate Governance Committee of the Board of Directors to assist in the selection of director nominees, approve director nominations to be presented for stockholder approval at our annual meeting of stockholders and fill any vacancies on our Board of Directors, consider any nominations of director candidates validly made by stockholders, and review and consider developments in corporate governance practices.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

No officer or director has received any compensation from the Company. Until the Company acquires additional capital, it is not anticipated that any officer or director will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company.

The Company has no stock option, retirement, pension, or profit sharing programs for the benefit of directors, officers or other employees, but our officers and directors may recommend adoption of one or more such programs in the future.

We have no employment agreements with our officers, although we may enter into such agreements following our receipt of additional capital.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of the date of this Report, there were 10,125,000 shares of common stock issued and outstanding.  The following table sets forth certain information regarding the beneficial ownership of the outstanding shares as of the date of this Report, (i) each of our executive officers and directors; and (ii) all of our executive officers and directors as a group.

Except as otherwise noted, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable. The address of all individuals for whom an address is not otherwise indicated is 207 Crystal Grove Blvd, Lutz, Florida. 33548.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent (%) of Common Stock

Named Executive Officers
David M Ellis President & CEO	9,500,000	94%

Jason Kristowski Chief Operating Officer	500,000	5%

All Directors and Officers as a Group (2 persons)	10,000,000	99%

Tech Associates, Inc. (1)	125,000	1%

Non Director and Non Officer as a Group (1 person)	125,000	1%

David Ellis and Jason Kristowski are both members of our Board of Directors and both hold executive officer positions.

________________

(1) The address of the stockholder is: Tech Associates, Inc., 75 Broadway Street, Suite 202, San Francisco, CA 94111.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

Director Independence

As of the date of this Report, we had no independent directors as defined by the rules of the SEC or any securities exchange or inter-dealer quotation system.  Our stock has been accepted for trading on the OTC Bulletin Board, which does not impose standards relating to director independence or the makeup of committees with independent directors, or provide definitions of independence.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The Company's executive officers, directors and 10% stockholders are required under Section 16 of the Securities Exchange Act of 1934, as amended, to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Copies of these reports must also be furnished to the Company.

To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2013, no persons have failed to file on a timely basis as required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2013.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed or to be billed by the Company’s former auditor Kenne Ruan and its current auditor, M&K CPAS for professional services rendered for the audit of our annual financial statements, review of our quarterly financial statements or services that are normally provided in connection with statutory and regulatory filings were $8,500 and $0 for the years ended December 31, 2013 and 2012, respectively.

Audit Related Fees

There were no fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the year ended December 31, 2013 or 2012.

Tax Fees

There were no fees billed for professional services for tax compliance, tax advice, tax planning for the year ended December 31, 2013 or 2012.

All Other Fees

There were no fees billed for other products and services for the year ended December 31, 2013 or 2012.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)(1). Financial Statements

The following financial statements, and related notes and Report of Independent Registered Public Accounting Firm are filed as part of this Annual Report:

ScanSys, Inc.

(formerly Apex 7, Inc)

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2013

29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

ScanSys, Inc. (formerly Apex 7, Inc)

A Development Stage Corporation

We have audited the accompanying balance sheet of ScanSys, Inc. (formerly Apex 7, Inc) (a Development Stage Corporation) (the “Company”) as of December 31, 2013 and the related statements of operations, stockholders' deficit, and cash flows for the year then ended. The financial statements for the year ended December 31, 2012 and the period from December 12, 2012 (date of inception) through December 31, 2012 were audited by other auditors whose report, dated March 4, 2013, expressed an unqualified opinion on the financial statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ScanSys, Inc. (a Development Stage Corporation) as of December 31, 2013 and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has incurred recurring operating losses and negative cash flows from operations and is dependent on additional financing to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 7 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

March 28, 2014

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

/s/Kenne Ruan, CPA, P.C.

Kenne Ruan, CPA, P.C.

Woodbridge, Connecticut

March 4, 2013

ScanSys, Inc. (formerly Apex 7, Inc) (A Development Stage Company) Balance Sheets

	December 31, 2013	December 31, 2012

ASSETS
Current Assets:
Cash	$3,458	$—
Total Current Assets	3,458	—
Property and equipment, net	17,531	—
Total Assets	$20,989	$—

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,500	$—
Advance from an officer	5,000	—
Total Current Liabilities	6,500	—
Total Liabilities	6,500	—

Stockholders' Equity:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.0001 par value, 100,000,000 shares authorized, 10,125,000 and 10,000,000 shares issued and outstanding, respectively	1,013	1,000
Additional paid in capital	25,801	—
Deficit accumulated during the development stage	(12,325)	(1,000)
Total Stockholders' Equity	14,489	—
Total Liabilities and Stockholders' Equity	$20,989	$—

The accompanying notes are an integral part of these financial statements.

ScanSys, Inc. (formerly Apex 7, Inc) (A Development Stage Company) Statements of Operations
	December 31,		From December 12, 2012 (inception) through
	2013	2012	December 31, 2013

Revenue	$14,000	$—	$14,000

Operating Expenses:
General and administrative	3,253	1,000	4,253
Professional fees	16,802	—	16,802
Depreciation expense	5,270	—	5,270
Total operating expenses	25,325	1,000	26,325
Loss from operations	(11,325)	(1,000)	(12,325)
Net loss	$(11,325)	$(1,000)	$(12,325)

Loss per share, basic	$(0.00)	$(0.00)
Weighted average shares outstanding, basic	10,001,374	10,000,000

The accompanying notes are an integral part of these financial statements.

ScanSys, Inc. (formerly Apex 7, Inc) (A Development Stage Company) Statement of Stockholders’ Equity

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Deficit Accumulated during Development Stage	Total
Balances at December 12, 2012 (Inception)	—	$—	$—	—	$—
Shares issued for services	10,000,000	1,000	—	—	1,000
Net loss for the year ended December 31, 2012	—	—	—	(1,000)	(1,000)
Balance at December 31, 2012	10,000,000	1,000	—	(1,000)	—
Capital contributed by a an officer	—	—	25,801	—	25,801
Common stock sold	125,000	13	—	—	13
Net loss for the year ended December 31, 2013	—	—	—	(11,325)	(11,325)
Balance at December 31, 2013	10,125,000	$1,013	$25,801	(12,325)	$14,489

The accompanying notes are an integral part of these financial statements.

ScanSys, Inc. (formerly Apex 7, Inc) (A Development Stage Company) Statement of Cash Flows
	December 31,		From December 12, 2012 (inception) through
	2013	2012	December 31, 2013
Cash flows from operating activities:
Net loss	$(11,325)	$(1,000)	$(12,325)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation expense	5,270	—	5,270
Changes in assets and liabilities:
Increase in accounts payable	1,500	1,000	2,500
Net cash used in operating activities	(4,555)	—	(4,555)

Cash flows from investing activities	—	—	—

Cash flows from financing activities:
Advance from an officer	5,000	—	5,000
Proceeds from the sale of common stock	13	—	13
Capital contributed by an officer	3,000	—	3,000
Net cash provided by financing activities	8,013	—	8,013
Net increase in cash	3,458	—	3,458
Cash at beginning of period	—	—	—
Cash at end of period	$3,458	$—	$3,458

Cash paid for:
Interest	$—	$—	$—
Taxes	$—	$—	$—

Supplemental disclosure of non cash activities:
Common stock issued to founder for services rendered	$—	$—	$1,000
Fixed assets contributed by an officer	$22,801	$—	$22,801

The accompanying notes are an integral part of these financial statements.
35

ScanSys, Inc.

(formerly Apex 7, Inc)

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2013

NOTE 1 – BUSINESS OPERATIONS

ScanSys, Inc. (the “Company”) was incorporated as APEX 7, Inc. which was incorporated under the laws of the State of Delaware on December 12, 2012.

ScanSys, Inc. combined the first industrial grade palm vein scanner by Fujitsu with ScanSys, Inc’s custom drivers and software to create a fully customized solution for the Florida Juvenile Welfare Boards, which are currently being implemented by one such agency. ScanSys, Inc. is anticipating expanding this technology to many vertical markets, including schools, retail, hospitality services, hospitals and the travel industry.

On April 17, 2013, Richard Chiang, the sole shareholder of APEX 7, Inc. entered into a Stock Purchase Agreement (“Agreement”) with ScanSys Inc. Pursuant to the Agreement, on April 25, 2013, Richard Chiang transferred to ScanSys, Inc. 10,000,000 shares of our common stock, which represents 100% of the issued and outstanding shares.  The signing of the Stock Purchase Agreement and the transaction contemplated thereby resulted in a change of control of the Company.

On the Closing Date, Richard Chiang submitted his resignation from the Board of Directors and appointed David M. Ellis and Jason Kristowski to the Board of Directors.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein. The Company has adopted a December 31 year end.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents as of December 31, 2013 and 2012.

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

The Company accounts for equity based transactions with non-employees under the provisions of ASC Topic No. 505-50, “Equity-Based Payments to Non-Employees” (“Topic No. 505-50”). Topic No. 505-50 establishes that equity-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The fair value of common stock issued for payments to non-employees is measured at the market price on the date of grant. The fair value of equity instruments, other than common stock, is estimated using the Black-Scholes option valuation model. In general, the Company recognizes an asset or expense in the same manner as if it was to pay cash for the goods or services instead of paying with or using the equity instrument.

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation - Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered. There has been no stock-based compensation issued to employees.

Income Taxes

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence; it is more likely than not such benefits will be realized. The Company’s deferred tax assets were fully reserved at December 31, 2013 and 2012.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided utilizing the straight-line method over the related asset’s estimated useful life of three years.

Maintenance and repairs are charged to expense as incurred; renewals and improvements that extend the useful life of the assets are capitalized.  Upon retirement or disposal, the asset cost and the related accumulated depreciation and amortization are eliminated from the respective accounts and a resulting gain or loss, if any, is included in the results of operations.

Fair Value of Financial Instruments

For certain of the Company’s non-derivative financial instruments, including cash and current liabilities, the carrying amount approximates fair value due to the short-term maturities of these instruments. The estimated fair value of long-term debt, when applicable, is based primarily on borrowing rates currently available to the Company for similar debt issues. The fair value approximates the carrying value of long-term debt.

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

•	Level 1. Observable inputs such as quoted prices in active markets;

•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly;

•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following presents the gross value of assets and liabilities that were measured and recognized at fair value, as of December 31, 2013 and 2012.

•	Level 1 – None

•	Level 2 – None
•	Level 3 - None

Revenue Recognition

Sales of products and services, and related costs of products sold are recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price is fixed or determinable, and (iv) collection is reasonably assured. These terms are typically met upon the prepayment or invoicing for services upon performance.

Currently all of the Company’s revenue is received from a subscription agreement with one customer.  The customer pays the Company a monthly access fee based on the number of kiosks they use to access the Scansys.us website.  The ScanSys Website contains all of the customers’ vendors and client data.  This website also has a control function to drive the biometric hardware.

Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. There were no such common stock equivalents outstanding as of December 31, 2013 and 2012.

Recent Accounting Pronouncements

In July 2013, FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. ASU No. 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company's Consolidated Financial Statements.

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-	Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and
-	Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Fixed assets consisted of the following:

	December 31, 2013	December 31, 2012
Computer Equipment	$22,801	$—
Less: Accumulated Depreciation	5,270	—
	$17,531	$—

Depreciation expense for the period ended December 31, 2013 and 2012 was $5,270 and $0, respectively.

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

On December 27, 2013, the Company sold an aggregate of 125,000 shares of its common stock for consideration of $12.50.

 During the period ended December 31, 2013, the Company’s current CEO contributed $2,000 in cash and $22,801 in fixed assets to the Company. The fixed assets consist mostly of computer equipment. The Company’s former CEO contributed $1,000 of paid expenses.

NOTE 5 - RELATED PARTY TRANSACTIONS

Prior to the change of control the sole shareholder of APEX 7, Inc. had paid $1,000 of expenses for the Company. The $1,000 was converted to capital when the Company ownership changed.

During the period ended December 31, 2013, the Company’s CEO contributed $2,000 in cash and $22,801 in fixed assets to the Company. The fixed assets consist mostly of computer equipment and were recorded at their depreciated book value.

As of December 31, 2013, the CEO advanced the Company $5,000 to cover certain operating expenses. The advance has no stated interest rate and is due on demand. Any interest expense related to the advance was determined to be immaterial.

NOTE 6 – INCOME TAXES

For the year ended December 31, 2013, the Company has incurred a net loss of $11,325 and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $12,325 at December 31, 2013. It is due to expire beginning in the year 2032.

The provision for Federal income tax consists of the following for the years ended December 31, 2013 and 2012:

	2013	2012
Federal income tax benefit attributable to:
Current operations	$3,851	$340
Less: valuation allowance	(3,851)	(340)
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of December 31, 2013 and 2012:

	2013	2012
Deferred tax asset attributable to:
Net operating loss carryover	$4,191	$340
Valuation allowance	(4,191)	(340)
Net deferred tax asset	$—	$—

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $12,325 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

ASC Topic 740 provides guidance on the accounting for uncertainty in income taxes recognized in a company's financial statements. Topic 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2013 and 2012, the Company had no accrued interest or penalties related to uncertain tax positions.

NOTE 7 – GOING CONCERN

The financial statements are presented on the basis that the Company is a going concern.  A going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time.  The Company has generated little revenue since inception and has an accumulated deficit of $12,325, which together raises substantial doubt about its ability to continue as a going concern.  Management is presently pursuing equity financing and investment opportunities. The ability of the Company to achieve its operating goals and to obtain such additional finances, however, is uncertain.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

15(a)(2). Financial Statement Schedules.

None.

15(a)(3). Exhibits.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation		10		3.1	12/12/2012
3.2	By-Laws		10		3.2	12/12/2012
3.3	Certificate of Amendment to Certificate of Incorporation, dated May 7, 2013.		8-K		3.3	5/15/2013
4.1	Specimen Stock Certificate		10		4.1	12/12/2012
10.1	Share Purchase Agreement dated April 25, 2013		8-K		10.1	4/26/13
10.2	Sales and Licensing Agreement entered into by the Company and Juvenile Welfare Board of Pinellas County, Florida dated May 1,2013		8-K/A		10.2	8/01/13
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition	X

(b) The following documents are filed as part of the report:

1. Financial Statements: Balance Sheet, Statement of Operations, Statement of Stockholder’s Equity, Statement of Cash Flows, and Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCANSYS, INC.

By: /s/ David M. Ellis

David M. Ellis

Chief Executive Officer

(Principal Executive Officer)

Date: March 28, 2014

By: /s/ David M. Ellis

David M. Ellis

Chief Financial Officer

(Principal Financial Officer)

Date: March 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 28, 2014

By: /s/ David M. Ellis

David M. Ellis

Chief Executive Officer, Chief Financial Officer, and Director

(Principal Executive Officer, Principal Financial Officer)

Dated: March 28, 2014

By: /s/ Jason Kristowski

Jason Kristowski

Director

